Form 10-Q
period 2022-03-31
Emerging Markets Horizon Corp.
filed 2022-10-07
CIK 1865533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________
EMERGING MARKETS HORIZON CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-41136	98-1607027
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)
8th Floor, Berkeley Square House Berkeley Square London, United Kingdom	W1J 6DB
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of October 7, 2022, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EMERGING MARKETS HORIZON CORP.
Form 10-Q
For the Quarter Ended March 31, 2022

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

EMERGING MARKETS HORIZON CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$374,779	$503,187
Other receivables	—	12,500
Prepaid expenses - current	620,872	584,866
Total Current Assets	995,651	1,100,553
Investments held in Trust Account	293,278,042	293,251,371
Prepaid expenses - non-current	—	116,668
Total Assets	$294,273,693	$294,468,592

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$507,131	$133,563
Due to related party	15,000	—
Total Current Liabilities	522,131	133,563

Warrant liabilities	3,740,000	13,881,250
Deferred underwriting commissions payable	10,062,500	10,062,500
Total Liabilities	14,324,631	24,077,313

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 28,750,000 shares (at a redemption value of $10.20 per share) at March 31, 2022 and December 31,2021	293,278,042	293,251,371

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at March 31, 2022 and December 31, 2021	719	719
Accumulated deficit	(13,329,699)	(22,860,811)
Total Shareholders’ Deficit	(13,328,980)	(22,860,092)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$294,273,693	$294,468,592

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Formation and operating costs	$610,138
Loss from operations	(610,138)

Other income:
Change in fair value of warrant liabilities	10,141,250
Income earned on investments held in Trust Account	26,671
Total other income, net	10,167,921
Net Income	$9,557,783

Weighted average Class A redeemable shares outstanding, basic and diluted	28,750,000
Basic and diluted net income per Class A redeemable share outstanding	$0.27
Weighted average Class B non-redeemable shares outstanding, basic and diluted	7,187,500
Basic and diluted net income per Class B non-redeemable share outstanding	$0.27

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – December 31, 2021	7,187,500	$719	$—	$(22,860,811)	$(22,860,092)
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	(26,671)	(26,671)
Net income	—	—	—	9,557,783	9,557,783
Balance – March 31, 2022	7,187,500	$719	$—	$(13,329,699)	$(13,328,980)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
 CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(Unaudited)

Cash flows from Operating Activities:
Net income	$9,557,783
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(10,141,250)
Income earned on investments held in Trust Account	(26,671)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	93,162
Accounts payable and accrued expenses	373,568
Due to related party	15,000
Net cash used in operating activities	(128,408)

Net Change in Cash	$(128,408)
Cash – Beginning of period	503,187
Cash – End of period	$374,779
Supplemental Disclosures of Noncash Financing Activities
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$26,671

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Emerging Markets Horizon Corp. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on May 6, 2021. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “business combination”). The information contained within this quarterly report on Form 10-Q (this “Report”) should be read in conjunction with the Company’s annual report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 12, 2022 (the “Annual Report”).

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from May 6, 2021 (inception) through March 31, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on December 8, 2021. On December 13, 2021, the Company consummated the Initial Public Offering of 28,750,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”) at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option (see Note 3), and the sale of 9,000,000 warrants (the “Private Placement Warrants”), which includes the full exercise of the underwriters’ over-allotment option, at a price of $1.50 per Private Placement Warrant in a private placement to the Prior Sponsor that closed simultaneously with the Initial Public Offering (see Note 3). The Prior Sponsor transferred its 9,000,000 Private Placement Warrants to the Sponsor on June 8, 2022.

Transaction costs amounted to $16,662,992 consisting of $5,750,000 of underwriting fees, $10,062,500 of deferred underwriting fees payable (which are included in the balance held in a trust account with Continental Stock Transfer and Trust Company acting as trustee (the “Trust Account”)), and $850,492 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering on December 13, 2021, an amount of $293,250,000 ($10.20 per Unit), using the net proceeds from the sale of Units and the Private Placement Warrants, was placed in the Trust Account. The funds in the Trust Account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide its holders of the outstanding public shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The public shareholders will be entitled to redeem their shares for a pro rata portion of the amount held in the Trust Account (initially $10.20 per share), calculated as of two business days prior to the completion of a Business Combination, including interest. The per-share amount to be distributed to the Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares have been recorded at redemption value and classified as temporary equity, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by law, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or don’t vote at all.

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

The Company will have until March 13, 2023 (or June 13, 2023, as applicable), as such period may be extended pursuant to the Company’s Amended and Restated Memorandum and Articles of Association, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Island law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

The Company assesses going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” As of March 31, 2022, the Company had cash held outside of the Trust Account of $374,779 and has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company will be using the funds in its operating account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, paying general operating and administrative expenses, and structuring, negotiating and consummating the Business Combination. Although the Company believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing, there is a risk that the Company’s liquidity may not be sufficient. Additionally, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans; however, as of the date these financial statements were issued, there was $561,996 outstanding under a Working Capital Loan in the form of a promissory note (see Note 5 and Note 10).

The Company is focused on identifying high-growth technology and consumer-exposed businesses in Western Europe, CEE, the CIS (excluding Russia and Belarus) or Latin America. The recent actions by Russia against Ukraine and subsequent sanctions against Russia, Belarus and related individuals and entities have created global security concerns that could have a lasting impact on regional and global economies (see additional information below). In response to the imposition of such sanctions, the Company has adjusted its target region to exclude Russia and Belarus.

In addition, the end of the Combination Period will occur prior to one year after the issuance of these financial statements. There is no assurance that the Company’s plans to consummate a Business Combination will be successful during the Combination Period. As outlined in the Company’s certificate of incorporation, if the Company does not complete, have an agreement in principle or a definitive agreement for a business combination by the end of the Combination Period, the Company will cease operations and redeem its public shares. Although the Company is continuing its pursuit of potential targets for an initial business combination, the end of the Combination Period occurring prior to one year after the issuance of these financial statements creates substantial doubt regarding the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks and Uncertainties

COVID-19

Management is currently evaluating the impact of the COVID-19 pandemic on the target industries and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $374,779 and $503,187 as of March 31, 2022 and December 31, 2021, respectively. The Company had no cash equivalents as of March 31, 2022 and December 31, 2021.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the Company had $293.3 million in cash and marketable securities held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022, the shares of Class A ordinary shares subject to possible redemption in the amount of $293,278,042 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

The activity in Class A ordinary shares subject to possible redemption for the period from May 6, 2021 (inception) through December 31, 2021 and the three months ended March 31, 2022 is as follows:

Class A ordinary shares subject to possible redemption at May 6, 2021 (inception)	$—
Gross proceeds from the sale of Class A ordinary shares in IPO	287,500,000
Less:
Fair value of Public Warrants at issuance	(17,968,750)
Issuance costs on Class A ordinary shares	(15,591,299)
Plus:
Remeasurement adjustment on Class A ordinary shares subject to possible redemption to redemption value	39,311,420
Class A ordinary shares subject to possible redemption at December 31, 2021	293,251,371
Remeasurement adjustment on Class A ordinary shares subject to possible redemption to redemption value	26,671
Class A ordinary shares subject to possible redemption at March 31, 2022	$293,278,042

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

Warrant Liabilities

The Company accounts for warrants as liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), and ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all of the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and adjusted to fair value at each balance sheet date thereafter. Based on its assessment, the Company accounts for its warrants as liability-classified.

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

The following table reflects the calculation of basic and diluted income per common share for the three months ended March 31, 2022:

Common shares subject to possible redemption
Numerator: Net income allocable to common shares subject to possible redemption	$7,646,226

Denominator: Weighted average Class A redeemable common shares
Weighted average Class A redeemable common shares outstanding, basic and diluted	28,750,000
Basic and diluted net income per share, Class A redeemable common stock	$0.27

Non-Redeemable Common Stock
Numerator: Net income minus redeemable net earnings
Net income	$9,557,783
Less: redeemable net income	(7,646,226)
Non-redeemable net income	$1,911,557
Denominator: Weighted average Class B non-redeemable common shares
Weighted average Class B non-redeemable common shares outstanding, basic and diluted	7,187,500
Basic and diluted net income per share, Class B non-redeemable common stock	$0.27

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units, including 3,750,000 Units issued pursuant to the full exercise by the underwriters of their over-allotment option at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share of the Company and one-half of one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per whole share, subject to adjustment (see Note 7).

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

Administrative Services Agreement

The Company is party to an agreement to pay the Sponsor a total of up to $5,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees, to the extent they have been incurred. For the three months ended March 31, 2022, the Company incurred $15,000 in administrative support services, which amount is included in due to related party as of March 31, 2022.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may enter into agreements to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of March 31, 2022, no Working Capital Loans were outstanding.

On September 9, 2022, the Company entered into a Working Capital Loan with the Sponsor in the form of a promissory note (the “2022 Note”). Pursuant to the 2022 Note, we may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) the effective date of our Business Combination or (ii) the date that the winding up of the Company becomes effective. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. $561,996 has been drawn and is outstanding under the 2022 Note as of the date these financial statements were issued (see Note 10 for additional information).

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares and the Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements. A contingent obligation would be recognized once a demand is received, as the amount of the contingency could then be reasonably estimated. As of March 31, 2022, the Company has not recorded a registration right contingent obligation, as no demands have come forth.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share. At March 31, 2022, there were 28,750,000 Class A ordinary shares issued and outstanding. The Company’s Class A ordinary shares are considered conditionally redeemable shares and are classified as temporary equity in accordance with guidance under ASC 480.

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share. At March 31, 2022, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022 and December 31, 2021, and indicate the level in the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

At March 31, 2022	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$293,278,042	$—	$—

Liabilities:
Public Warrants	$2,300,000	$—	$—
Private Placement Warrants	—	—	1,440,000
Total warrant liabilities	$2,300,000	$—	$1,440,000

At December 31, 2021	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$293,251,371	$—	$—

Liabilities:
Public Warrants	$—	$—	$8,481,250
Private Placement Warrants	—	—	5,400,000
Total warrant liabilities	$—	$—	$13,881,250

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, the entire $293.3 million balance in the Trust Account was held in cash and marketable securities.

Warrant Liabilities

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company has classified both the Public Warrants and Private Placement Warrants as liabilities at their fair value, as determined by the valuation techniques noted below. These liabilities are subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liabilities will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

The estimated fair value of the Public Warrants at March 31, 2022 was based upon Level 1 inputs as such warrants were actively traded on an exchange. The estimated fair value of the Public Warrants at December 31, 2021 and Private Placement Warrants at March 31, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of March 31, 2022:

Private Placement Warrants
Exercise price	$11.50
Share price	$9.86
Volatility	3.6%
Expected term (years)	4.8
Risk-free rate	2.41%
Dividend yield	—%

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

	Public Warrants	Private Placement Warrants
Exercise price	$11.50	$11.50
Share price	$9.71	$9.71
Volatility	11.0%	11.0%
Expected term (years)	6.0	6.0
Risk-free rate	1.35%	1.35%
Dividend yield	—%	—%

The change in fair value of the warrant liabilities classified as Level 3 during the three months ended March 31, 2022 is summarized as follows:

	Public Warrants	Private Placement Warrants

Warrant liabilities at December 31, 2021	$8,481,250	$5,400,000
Transfer out to Level 1	(8,481,250)	—
Change in fair value of warrant liabilities	—	(3,960,000)
Warrant liabilities at March 31, 2022	$—	$1,440,000

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through October 7, 2022, the date that the financial statements were issued. Based upon this review, other than as described within these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below and the changes in management on April 21, 2022 and sponsor on June 8, 2022 (disclosed in Note 1).

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “company,” “our,” “us” or “we” refer to Emerging Markets Horizon Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (the “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other filings with the U.S. Securities and Exchange Commission (the “SEC”), including the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”). Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination (the “Business Combination”). We intend to effectuate our Business Combination using cash derived from the proceeds of our initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants, our shares, debt or a combination of cash, shares and debt.

Our sponsor, New Emerging Markets Horizon, is controlled by FPP Capital Advisers (“FPP”), an affiliate of FPP Asset Management LLP (“FPP AM”). Prior to June 8, 2022, our sponsor was EM Horizon Investments (our “prior sponsor”), which at its inception was controlled by FPP, Riccardo Orcel and Nevsky Properties Limited (“Nevsky Properties”), which is in turn controlled by VTB Bank (PJSC) (“VTB”). Following the imposition of sanctions relating to Russia by the United States and other jurisdictions, including blocking sanctions against VTB as well as entities owned 50 percent or more, directly or indirectly, by VTB, we and our prior sponsor implemented certain remedial measures. On March 23, 2022, Nevsky Properties relinquished, irrevocably and in perpetuity, its interest in our sponsor to the fullest extent permitted by law and such interest was blocked by our sponsor such that it no longer conferred under any circumstances any economic or voting rights upon Nevsky Properties. In addition, following certain other changes in management effective on the same date, neither we nor our prior sponsor employed, had on its board of directors or received any services from any employees, representatives or affiliates of VTB. Our prior sponsor was controlled solely by FPP as of April 21, 2022, when Mr. Orcel agreed to suspend indefinitely his voting and management rights in our prior sponsor, though he remained a non-voting member and Nevsky Properties formally remained on our prior sponsor’s register of members due to certain restrictions under applicable Cayman Islands law.

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

Upon the closing of our Initial Public Offering, a total of $293,250,000, consisting of proceeds from the Initial Public Offering and the sale of the private placement warrants, was placed in a trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). The funds in the Trust Account will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act until the earlier of: (i) the completion of a business combination and (ii) the distribution of the funds in the Trust Account to our shareholders.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues through March 31, 2022. All activities for the period from January 1, 2022 through March 31, 2022 were organizational activities and those necessary to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We generate non-operating income in the form of interest income on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $9,557,783, which consisted of a decrease in the fair value of warrant liabilities of $10,141,250 and investment income earned on marketable securities held in the Trust Account of $26,671, partially offset by formation and operating costs of 610,138.

Liquidity and Capital Resources

On December 13, 2021, we consummated our “Initial Public Offering” of 28,750,000 units, at a price of $10.00 per unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,000,000 private placement warrants to our prior sponsor, at a price of $1.50 per private placement warrant generating gross proceeds of $13,500,000.

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

For the three months ended March 31, 2022, net cash used in operating activities was $128,408, consisting primarily of payments made for formation and operating costs.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $293,278,042. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw the investment income from the Trust Account to pay taxes, if any, or up to $100,000 of dissolution expenses in the event of liquidation. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and/or pursue our growth strategies.

As of March 31, 2022, we had cash of $374,779 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and/or complete a Business Combination.

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

Going Concern Consideration

We assess going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” As of March 31, 2022, we had cash held outside of the Trust Account of $374,779 and have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We will be using the funds in our operating account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, paying general and administrative expenses, and structuring, negotiating and consummating the Business Combination. Although we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, there is a risk that our liquidity may not be sufficient. Additionally, in order to finance transaction costs in connection with a Business Combination, our sponsor, or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans.  As of March 31, 2022, there were no amounts outstanding under any such working capital loans; however, as of the date these financial statements were issued, there was $561,996 outstanding under a working capital loan in the form of a promissory note.

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

We will have until March 13, 2023 (or June 13, 2023, as applicable), as such period may be extended pursuant to our amended and restated memorandum and articles of association, to complete a Business Combination (the “Combination Period”). The end of the Combination Period will occur prior to one year after the issuance of these financial statements. There is no assurance that our plans to consummate a Business Combination will be successful during the Combination Period. As outlined in our amended and restated memorandum and article of association, if we do not complete, or have an agreement in principle or a definitive agreement for, a business combination by the end of the Combination Period, we will cease operations and redeem our public shares. Although we are continuing our pursuit of potential targets for an initial business combination, the end of the Combination Period occurring prior to one year after the issuance of these financial statements creates substantial doubt regarding our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all of the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and adjusted to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Warrants are accounted for as liabilities and represent a significant accounting estimate. At March 31, 2022, the fair value of the public warrants was estimated based upon the exchange listed price, and the fair value of the private placement warrants was estimated using a Monte Carlo simulation approach.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4.	CONTROLS AND PROCEDURES

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A.	RISK FACTORS

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description
31.1	Certification of the Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

EMERGING MARKETS HORIZON CORP.

Date: October 7, 2022	/s/ Jonathan Neill
Name: Jonathan Neill
Title: Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 7, 2022	/s/ Christopher Edwards
Name: Christopher Edwards
Title: Interim Chief Financial Officer and Director
(Principal Financial Officer)