Form 10-Q
period 2022-06-30
Emerging Markets Horizon Corp.
filed 2022-10-21
CIK 1865533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of October 21, 2022, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EMERGING MARKETS HORIZON CORP.
Form 10-Q
For the Quarter Ended June 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three and Six Months ended June 30, 2022 and the Period from May 6, 2021 (inception) through June 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ Deficit for the Three and Six Months ended June 30, 2022 and the Period from May 6, 2021 (inception) through June 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Six Months ended June 30, 2022 and the Period from May 6, 2021 (inception) through June 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II – OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26
Signatures		27

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

EMERGING MARKETS HORIZON CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$45,339	$503,187
Other receivables	—	12,500
Prepaid expenses - current	458,683	584,866
Total Current Assets	504,022	1,100,553
Investments held in Trust Account	293,684,284	293,251,371
Prepaid expenses - non-current	—	116,668
Total Assets	$294,188,306	$294,468,592

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$638,433	$133,563
Due to related party	30,000	—
Total Current Liabilities	668,433	133,563

Warrant liabilities	2,571,250	13,881,250
Deferred underwriting commissions payable	10,062,500	10,062,500
Total Liabilities	13,302,183	24,077,313

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 28,750,000 shares (at a redemption value of $10.20 per share) at June 30, 2022 and December 31,2021	293,684,284	293,251,371

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at June 30, 2022 and December 31, 2021	719	719
Accumulated deficit	(12,798,880)	(22,860,811)
Total Shareholders’ Deficit	(12,798,161)	(22,860,092)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$294,188,306	$294,468,592

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended June 30,	Six Months ended June 30,	Period from May 6, 2021 (inception) through June 30,
	2022	2022	2021
Formation and operating costs	$637,931	$1,248,069	$3,471
Loss from operations	(637,931)	(1,248,069)	(3,471)

Other income:
Change in fair value of warrant liabilities	1,168,750	11,310,000	—
Income earned on investments held in Trust Account	406,242	432,913	—
Total other income, net	1,574,992	11,742,913	—

Net Income (Loss)	$937,061	$10,494,844	$(3,471)

Weighted average Class A redeemable shares outstanding, basic and diluted	28,750,000	28,750,000	—
Basic and diluted net income per Class A redeemable share outstanding	$0.03	$0.29	$—
Weighted average Class B non-redeemable shares outstanding, basic and diluted	7,187,500	7,187,500	6,250,000
Basic and diluted net income (loss) per Class B non-redeemable share outstanding	$0.03	$0.29	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
(Unaudited)

Three and Six Months ended June 30, 2022	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – December 31, 2021	7,187,500	$719	$—	$(22,860,811)	$(22,860,092)
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	(26,671)	(26,671)
Net income	—	—	—	9,557,783	9,557,783
Balance – March 31, 2022	7,187,500	719	—	(13,329,699)	(13,328,980)
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	(406,242)	(406,242)
Net income	—	—	—	937,061	937,061
Balance – June 30, 2022	7,187,500	$719	$—	$(12,798,880)	$(12,798,161)

Period from May 6, 2021 (inception) through June 30, 2021	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance – May 6, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(3,471)	(3,471)
Balance – June 30, 2021	7,187,500	$719	$24,281	$(3,471)	$21,529

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30, 2022	Period from May 6, 2021 (inception) through June 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$10,494,844	$(3,471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,310,000)	—
Income earned on investments held in Trust Account	(432,913)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	255,351	—
Deferred financing costs	—	(43,625)
Accounts payable and accrued expenses	504,870	3,471
Due to related party	30,000	—
Net cash used in operating activities	(457,848)	(43,625)

Cash flows from Financing Activities:
Proceeds from issuance of promissory note to related party	—	122,000
Net cash provided by financing activities	—	122,000

Net Change in Cash	$(457,848)	$78,375
Cash – Beginning of period	503,187	—
Cash – End of period	$45,339	$78,375
Supplemental Disclosures of Noncash Financing Activities
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$432,913	$—
Deferred offering costs included in accrued offering costs	$—	$140,116
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock to the Sponsor	$—	$25,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from May 6, 2021 (inception) through June 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

The Company assesses going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” As of June 30, 2022, the Company had cash held outside of the Trust Account of $45,339 and a working capital deficit of $164,411. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company will be using the funds in its operating account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, paying general operating and administrative expenses, and structuring, negotiating and consummating the Business Combination. Although the Company believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing, there is a risk that the Company’s liquidity may not be sufficient. Additionally, in order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor, or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with Working Capital Loans, as defined below (see Note 5). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans; however, as of the date these financial statements were issued, there was $561,996 outstanding under a Working Capital Loan in the form of a promissory note (see Note 5 and Note 10).

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $45,339 and $503,187 as of June 30, 2022 and December 31, 2021, respectively. The Company had no cash equivalents as of June 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the Company had $293.7 million and $293.3 million, respectively, in cash and marketable securities held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $293.7 million and $293.3 million, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A ordinary shares to equal the redemption value at the end of each reporting period.  Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption value. The changes in the carrying value of redeemable Class A ordinary shares result in charges against additional paid-in capital and accumulated deficit.

The activity in Class A ordinary shares subject to possible redemption for the period from May 6, 2021 (inception) through December 31, 2021 and the six months ended June 30, 2022 is as follows:

Class A ordinary shares subject to possible redemption at May 6, 2021 (inception)	$—
Gross proceeds from the sale of Class A ordinary shares in IPO	287,500,000
Less:
Fair value of Public Warrants at issuance	(17,968,750)
Issuance costs on Class A ordinary shares	(15,591,299)
Plus:
Remeasurement adjustment on Class A ordinary shares subject to possible redemption to redemption value	39,311,420
Class A ordinary shares subject to possible redemption at December 31, 2021	293,251,371
Remeasurement adjustment on Class A ordinary shares subject to possible redemption to redemption value	432,913
Class A ordinary shares subject to possible redemption at June 30, 2022	$293,684,284

The Class B ordinary shares are classified as a component of shareholders’ deficit since they are not subject to possible redemption outside of the Company’s control.

Income Taxes

The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

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

The following table reflects the calculation of basic and diluted income (loss) per common share for the three and six months ended June 30, 2022 and the period from May 6, 2021 (inception) through June 30, 2021:

	Three Months ended June 30, 2022	Six Months ended June 30, 2022	Period from May 6, 2021 (inception) through June 30, 2021
Common shares subject to possible redemption
Numerator: Net income allocable to common shares subject to possible redemption	$749,649	$8,395,875	$—

Denominator: Weighted average Class A redeemable common shares
Weighted average Class A redeemable common shares outstanding, basic and diluted	28,750,000	28,750,000	—
Basic and diluted net income per share, Class A redeemable common stock	$0.03	$0.29	$—

Non-redeemable common stock
Numerator: Net income (loss) minus redeemable net income
Net income (loss)	$937,061	$10,494,844	$(3,471)
Less: redeemable net income	(749,649)	(8,395,875)	—
Non-redeemable net income (loss)	$187,412	$2,098,969	$(3,471)
Denominator: Weighted average Class B non-redeemable common shares
Weighted average Class B non-redeemable common shares outstanding, basic	7,187,500	7,187,500	6,250,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.03	$0.29	$(0.00)

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Services Agreement

The Company is party to an agreement to pay the Sponsor a total of up to $5,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees, to the extent they have been incurred. For the three and six months ended June 30, 2022, the Company incurred $15,000 and $30,000 in administrative support services, respectively, resulting in $30,000 due to related party as of June 30, 2022.

 Promissory Note —Related Party

On May 13, 2021, the Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed a total of $275,000 under the Note during 2021, of which $122,000 was borrowed during the period from May 6, 2021 (inception) through June 30, 2021, and, on December 13, 2021, the Company repaid $275,000 using proceeds from the Initial Public Offering to pay off the borrowings outstanding under the Note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may enter into agreements to loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would be repaid upon consummation of a Business Combination, without interest. As of June 30, 2022, no Working Capital Loans were outstanding.

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

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares and the Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements. A contingent obligation would be recognized once a demand is received, as the amount of the contingency could then be reasonably estimated. As of June 30, 2022, the Company has not recorded a registration right contingent obligation, as no demands have come forth.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share. At June 30, 2022, there were 28,750,000 Class A ordinary shares issued and outstanding. The Company’s Class A ordinary shares are considered conditionally redeemable shares and are classified as temporary equity in accordance with guidance under ASC 480.

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share. At June 30, 2022, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

The following tables present information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and December 31, 2021, and indicate the level in the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

At June 30, 2022	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$293,684,284	$—	$—

Liabilities:
Public Warrants	$1,581,250	$—	$—
Private Placement Warrants	—	—	990,000
Total warrant liabilities	$1,581,250	$—	$990,000

At December 31, 2021	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$293,251,371	$—	$—

Liabilities:
Public Warrants	$—	$—	$8,481,250
Private Placement Warrants	—	—	5,400,000
Total warrant liabilities	$—	$—	$13,881,250

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, the entire balance in the Trust Account of $293.7 million and $293.3 million, respectively, was held in cash and marketable securities.

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

The estimated fair value of the Public Warrants at June 30, 2022 was based upon Level 1 inputs as such warrants were actively traded on an exchange. The estimated fair value of the Public Warrants at December 31, 2021 and Private Placement Warrants at June 30, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of June 30, 2022:

Private Placement Warrants
Exercise price	$11.50
Share price	$9.91
Volatility	1.8%
Expected term (years)	4.6
Risk-free rate	3.01%
Dividend yield	—%

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

	Public Warrants	Private Placement Warrants
Exercise price	$11.50	$11.50
Share price	$9.71	$9.71
Volatility	11.0%	11.0%
Expected term (years)	6.0	6.0
Risk-free rate	1.35%	1.35%
Dividend yield	—%	—%

The change in fair value of the warrant liabilities classified as Level 3 during the six months ended June 30, 2022 is summarized as follows:

	Public Warrants	Private Placement Warrants

Warrant liabilities at December 31, 2021	$8,481,250	$5,400,000
Transfer out to Level 1	(8,481,250)	—
Change in fair value of warrant liabilities	—	(4,410,000)
Warrant liabilities at June 30, 2022	$—	$990,000

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through October 21, 2022, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements other than those disclosed below.

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

References to the “company,” “our,” “us” or “we” refer to Emerging Markets Horizon Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (the “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues through June 30, 2022. All activities for the period from January 1, 2022 through June 30, 2022 were organizational activities and those necessary to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We generate non-operating income in the form of investment income on balances held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022 and the period from May 6, 2021 (inception) through June 30, 2021, we had net income of $937,061 and net loss of $3,471, respectively, an increase of $940,532. The period-over-period change consisted of a gain on warrant liabilities of $1,168,750 and income earned on investments held in the Trust Account of $406,242, partially offset by an increase in formation and operating costs of $634,460.

For the six months ended June 30, 2022 and the period from May 6, 2021 (inception) through June 30, 2021, we had net income of $10,494,844 and net loss of $3,471, respectively, an increase of $10,498,315.  The period-over-period change consisted of a gain on warrant liabilities of $11,310,000 and income earned on investments held in the Trust Account of $432,913, partially offset by an increase in formation and operating costs of $1,244,598.

Liquidity and Capital Resources

On December 13, 2021, we consummated our Initial Public Offering of 28,750,000 units, at a price of $10.00 per unit, generating gross proceeds of $287,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,000,000 private placement warrants to our prior sponsor, at a price of $1.50 per private placement warrant generating gross proceeds of $13,500,000.

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

For the six months ended June 30, 2022 and the period from May 6, 2021 (inception) through June 30, 2021, net cash used in operating activities was $457,848 and $43,625, respectively, consisting primarily of payments made for formation, operating and deferred offering costs.

For the period from May 6, 2021 (inception) through June 30, 2021, net cash provided by financing activities was $122,000, consisting of proceeds received under a promissory note with the Prior Sponsor, which was subsequently repaid upon the closing of the Initial Public Offering.

As of June 30, 2022, we had cash and marketable securities held in the Trust Account of $293,684,284. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw the investment income from the Trust Account to pay taxes, if any, or up to $100,000 of dissolution expenses in the event of liquidation. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and/or pursue our growth strategies.

As of June 30, 2022, we had cash of $45,339 held outside of the Trust Account and a working capital deficit of $164,411. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and/or complete a Business Combination.

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

Going Concern Consideration

We assess going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” As of June 30, 2022, we had cash held outside of the Trust Account of $45,339 and a working capital deficit of $164,411.  We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We will be using the funds in our operating account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, paying general and administrative expenses, and structuring, negotiating and consummating the Business Combination. Although we believe that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing, there is a risk that our liquidity may not be sufficient. Additionally, in order to finance transaction costs in connection with a Business Combination, our sponsor, or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (“Working Capital Loans”). As of June 30, 2022, there were no amounts outstanding under any such Working Capital Loans; however, as of the date these financial statements were issued, there was $561,996 outstanding under a Working Capital Loan in the form of a promissory note.

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

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all of the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and adjusted to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Warrants are accounted for as liabilities and represent a significant accounting estimate. At June 30, 2022, the fair value of the public warrants was estimated based upon the exchange listed price, and the fair value of the private placement warrants was estimated using a Monte Carlo simulation approach.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

EMERGING MARKETS HORIZON CORP.

Date: October 21, 2022	/s/ Jonathan Neill
Name: Jonathan Neill
Title: Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: October 21, 2022	/s/ Christopher Edwards
Name: Christopher Edwards
Title: Interim Chief Financial Officer and Director
(Principal Financial Officer)