Form 10-Q
period 2022-09-30
Emerging Markets Horizon Corp.
filed 2022-11-14
CIK 1865533

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of November 14, 2022, 28,750,000 Class A ordinary shares, par value $0.0001 per share, and 7,187,500 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EMERGING MARKETS HORIZON CORP.
Form 10-Q
For the Quarter Ended September 30, 2022

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Condensed Statements of Operations for the Three and Nine Months ended September 30, 2022 and the Period from May 6, 2021 (inception) through September 30, 2021 (Unaudited)	2
	Condensed Statements of Changes in Shareholders’ (Deficit) Equity for the Three Months ended September 30, 2022 and 2021, the Nine Months ended September 30, 2022 and the Period from May 6, 2021 (inception) through September 30, 2021 (Unaudited)	3
	Condensed Statements of Cash Flows for the Nine Months ended September 30, 2022 and the Period from May 6, 2021 (inception) through September 30, 2021 (Unaudited)	4
	Notes to Condensed Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II – OTHER INFORMATION		24
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25
Signatures		26

i

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS

EMERGING MARKETS HORIZON CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets
Cash	$38,508	$503,187
Other receivables	—	12,500
Prepaid expenses - current	296,709	584,866
Total Current Assets	335,217	1,100,553
Investments held in Trust Account	295,009,088	293,251,371
Prepaid expenses - non-current	—	116,668
Total Assets	$295,344,305	$294,468,592

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$199,337	$133,563
Due to related party	45,000	—
Income taxes payable	193,439	—
Working capital loan – related party	561,996	—
Total Current Liabilities	999,772	133,563

Warrant liabilities	2,337,500	13,881,250
Deferred underwriting commissions payable	10,062,500	10,062,500
Total Liabilities	13,399,772	24,077,313

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value, subject to possible redemption; 28,750,000 shares (at a redemption value of $10.26 and $10.20 per share, respectively) at September 30, 2022 and December 31,2021	294,815,649	293,251,371

Shareholders’ Deficit
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding (excluding 28,750,000 shares subject to possible redemption) at September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,187,500 shares issued and outstanding at September 30, 2022 and December 31, 2021	719	719
Accumulated deficit	(12,871,835)	(22,860,811)
Total Shareholders’ Deficit	(12,871,116)	(22,860,092)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$295,344,305	$294,468,592

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months ended September 30,		Nine Months ended September 30,	Period from May 6, 2021 (inception) through September 30,
	2022	2021	2022	2021
Formation and operating costs	$306,705	$—	$1,554,774	$3,471
Loss from operations	(306,705)	—	(1,554,774)	(3,471)

Other income:
Change in fair value of warrant liabilities	233,750	—	11,543,750	—
Income earned on investments held in Trust Account	1,324,804	—	1,757,717	—
Total other income, net	1,558,554	—	13,301,467	—

Income (loss) before income taxes	1,251,849	—	11,746,693	(3,471)
Income tax provision	193,439	—	193,439	—
Net Income (Loss)	$1,058,410	$—	$11,553,254	$(3,471)

Weighted average Class A redeemable shares outstanding, basic and diluted	28,750,000	—	28,750,000	—
Basic and diluted net income per Class A redeemable share outstanding	$0.03	$—	$0.32	$—
Weighted average Class B non-redeemable shares outstanding, basic and diluted(1)	7,187,500	6,250,000	7,187,500	6,250,000
Basic and diluted net income (loss) per Class B non-redeemable share outstanding	$0.03	$—	$0.32	$—

(1)
Amounts for the three months ended September 30, 2021 and the period from May 6, 2021 (inception) through September 30, 2021 exclude an aggregate of 937,500 Class B ordinary shares that were subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriters. Upon the closing of the Initial Public Offering, the overallotment was fully exercised and these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ (DEFICIT) EQUITY
(Unaudited)

Three and Nine Months ended September 30, 2022	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Shares	Amount
Balance – December 31, 2021	7,187,500	$719	$—	$(22,860,811)	$(22,860,092)
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	(26,671)	(26,671)
Net income	—	—	—	9,557,783	9,557,783
Balance – March 31, 2022	7,187,500	719	—	(13,329,699)	(13,328,980)
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	(406,242)	(406,242)
Net income	—	—	—	937,061	937,061
Balance – June 30, 2022	7,187,500	719	—	(12,798,880)	(12,798,161)
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	—	—	—	(1,131,365)	(1,131,365)
Net income	—	—	—	1,058,410	1,058,410
Balance – September 30, 2022	7,187,500	$719	$—	$(12,871,835)	$(12,871,116)

Three Months ended September 30, 2021 and Period from May 6, 2021 (inception) through September 30, 2021	Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance – May 6, 2021 (inception)	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	7,187,500	719	24,281	—	25,000
Net loss	—	—	—	(3,471)	(3,471)
Balance – June 30, 2021	7,187,500	719	24,281	(3,471)	21,529
Net loss	—	—	—	—	—
Balance – September 30, 2021	7,187,500	$719	$24,281	$(3,471)	$21,529

The accompanying notes are an integral part of the unaudited condensed financial statements.

EMERGING MARKETS HORIZON CORP.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months ended September 30, 2022	Period from May 6, 2021 (inception) through September 30, 2021
Cash flows from Operating Activities:
Net income (loss)	$11,553,254	$(3,471)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liabilities	(11,543,750)	—
Income earned on investments held in Trust Account	(1,757,717)	—
Changes in operating assets and liabilities:
Other receivables	—	(2,903)
Prepaid expenses and other current assets	417,325	—
Deferred offering costs	—	(189,241)
Accounts payable and accrued expenses	65,774	—
Income taxes payable	193,439	—
Due to related party	45,000	—
Net cash used in operating activities	$(1,026,675)	$(195,615)

Cash flows from Financing Activities:
Proceeds from working capital loan – related party	$561,996	$—
Proceeds from promissory note – related party	—	275,000
Net cash provided by financing activities	$561,996	$275,000

Net Change in Cash	$(464,679)	$79,385
Cash – Beginning of period	503,187	—
Cash – End of period	$38,508	$79,385
Supplemental Disclosures of Noncash Financing Activities
Remeasurement adjustment on Class A ordinary shares subject to possible redemption	$1,564,278	$—
Deferred offering costs included in accrued offering costs	$—	$215,994
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B ordinary shares to the Sponsor	$—	$25,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from May 6, 2021 (inception) through September 30, 2022 relates to the Company’s formation, its initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of investment income from the proceeds derived from the Initial Public Offering.

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

Liquidity and Going Concern

As of September 30, 2022, the Company had cash held outside of the Trust Account of $38,508 and a working capital deficit, excluding income tax accruals, of $471,116. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company anticipates that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow the Company to operate through the end of the Combination Period. While the Company expects to have sufficient access to additional sources of capital under Working Capital Loans (as defined in Note 5) pursuant to a promissory note with the Sponsor, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available, if necessary.
In addition, the end of the Combination Period will occur prior to one year after the issuance of these financial statements. Although the Company is continuing its pursuit of potential targets for an initial business combination, there is no assurance that the Company’s plans to consummate a Business Combination will be successful during the Combination Period. As outlined in the Company’s certificate of incorporation, if the Company does not complete, or have an agreement in principle or a definitive agreement, for a business combination by the end of the Combination Period, the Company will cease operations and redeem its public shares through a wind-up of the Company and liquidation.

8

Both of these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements were issued. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
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
Global Risks
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Annual Report, which contains the audited financial statements and notes thereto. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future interim period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $38,508 and $503,187 as of September 30, 2022 and December 31, 2021, respectively. The Company had no cash equivalents as of September 30, 2022 and December 31, 2021.

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the Company had $295.0 million and $293.3 million, respectively, in investments held in the Trust Account.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as a component of shareholders’ deficit. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, the Class A ordinary shares subject to possible redemption in the amount of $294.8 million and $293.3 million, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

The activity in Class A ordinary shares subject to possible redemption for the period from May 6, 2021 (inception) through December 31, 2021 and the nine months ended September 30, 2022 is as follows:

Class A ordinary shares subject to possible redemption at May 6, 2021 (inception)	$—
Gross proceeds from the sale of Class A ordinary shares in IPO	287,500,000
Less:
Fair value of Public Warrants at issuance	(17,968,750)
Issuance costs on Class A ordinary shares	(15,591,299)
Plus:
Remeasurement adjustment on Class A ordinary shares subject to possible redemption to redemption value	39,311,420
Class A ordinary shares subject to possible redemption at December 31, 2021	293,251,371
Remeasurement adjustment on Class A ordinary shares subject to possible redemption to redemption value	1,564,278
Class A ordinary shares subject to possible redemption at September 30, 2022	$294,815,649

The Class B ordinary shares are classified as a component of shareholders’ deficit since they are not subject to possible redemption outside of the Company’s control. At September 30, 2022, the Class A ordinary shares subject to possible redemption are net of $193,439 in income taxes payable that will be eligible for payment out of proceeds from the Trust Account.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 or December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

However, based on the United Kingdom (UK) tax regulations, considering the Company’s current and expected presence in the country, it is subject to UK income tax with respect to income derived from its activities beginning in the third quarter of 2022. As part of the development of its operations in the country, the Company is in the process of registering with the UK tax authorities in order to comply with the respective tax obligations for conducting business in the country. As such, the Company’s tax provision was $193,439 for the three and nine months ended September 30, 2022. The effective tax rate of 15.5% was lower than the UK statutory rate of 19%, primarily due to the permanent exclusion of the change in fair value of warrant liabilities from taxable income.

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

Net Income (Loss) Per Common Share
Net income (loss) per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method. The warrants are exercisable to purchase 9,000,000 shares of common stock in the aggregate.
The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Net income (loss) per common share, basic and diluted, for redeemable common stock is calculated by dividing the proportional amount of net income (loss) by the weighted average number of redeemable common shares outstanding during the period.

Net income (loss) per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income (loss) attributable to redeemable common stock, by the weighted average number of non-redeemable common shares outstanding during the period. Non-redeemable common stock includes the Founder Shares as these common shares do not have any redemption features and do not participate in the income earned on the Trust Account.
The following table reflects the calculation of basic and diluted income (loss) per common share for the three months ended September 30, 2022 and 2021, the nine months ended September 30, 2022 and the period from May 6, 2021 (inception) through September 30, 2021:
	Three Months ended September 30,		Nine Months ended September 30,	Period from May 6, 2021 (inception) through September 30,
	2022	2021	2022	2021
Common shares subject to possible redemption
Numerator: Net income allocable to common shares subject to possible redemption	$846,728	$—	$9,242,603	$—

Denominator: Weighted average Class A redeemable common shares
Weighted average Class A redeemable common shares outstanding, basic and diluted	28,750,000	—	28,750,000	—
Basic and diluted net income per share, Class A redeemable common stock	$0.03	$—	$0.32	$—

Non-redeemable common stock
Numerator: Net income (loss) minus redeemable net income
Net income (loss)	$1,058,410	$—	$11,553,254	$(3,471)
Less: redeemable net income	(846,728)	—	(9,242,603)	—
Non-redeemable net income (loss)	$211,682	$—	$2,310,651	$(3,471)
Denominator: Weighted average Class B non-redeemable common shares
Weighted average Class B non-redeemable common shares outstanding, basic(1)	7,187,500	6,250,000	7,187,500	6,250,000
Basic and diluted net income (loss) per share, Class B non-redeemable common stock	$0.03	$—	$0.32	$—

(1)
Amounts for the three months ended September 30, 2021 and the period from May 6, 2021 (inception) through September 30, 2021 exclude an aggregate of 937,500 Class B ordinary shares that were subject to forfeiture if the overallotment option was not exercised in full or in part by the underwriters. Upon the closing of the Initial Public Offering, the overallotment was fully exercised and these shares were no longer subject to forfeiture.

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

Administrative Services Agreement

The Company is party to an agreement to pay the Sponsor a total of up to $5,000 per month for business and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees, to the extent they have been incurred. For the three and nine months ended September 30, 2022, the Company incurred $15,000 and $45,000 in administrative support services, respectively, resulting in $45,000 due to related party as of September 30, 2022.

Promissory Note —Related Party

On May 13, 2021, the Prior Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Company borrowed a total of $275,000 under the Note during 2021, of which $122,000 was borrowed during the period from May 6, 2021 (inception) through September 30, 2021, and, on December 13, 2021, the Company repaid $275,000 using proceeds from the Initial Public Offering to pay off the borrowings outstanding under the Note.

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

On September 9, 2022, the Company entered into a Working Capital Loan with the Sponsor in the form of a promissory note (the “2022 Note”). Pursuant to the 2022 Note, the Company may borrow from the Sponsor, from time to time, up to an aggregate of $1,500,000. Borrowings under the 2022 Note will not bear interest. The 2022 Note will mature on the earlier to occur of (i) the effective date of our Business Combination or (ii) the date that the winding up of the Company becomes effective. The 2022 Note contains customary events of default, including those relating to our failure to repay the principal amount due upon maturity of the 2022 Note and certain bankruptcy events. On September 1, 2022, the Company drew $561,996 under the 2022 Note, the proceeds of which were used to settle outstanding invoices from various service providers. As of September 30, 2022, $561,996 was outstanding under the 2022 Note.

NOTE 6 — COMMITMENTS

Registration Rights

The holders of the Founder Shares and the Private Placement Warrants (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements. A contingent obligation would be recognized once a demand is received, as the amount of the contingency could then be reasonably estimated. As of September 30, 2022, the Company has not recorded a registration right contingent obligation, as no demands have come forth.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022, there were no shares of preferred stock issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue up to 300,000,000 Class A ordinary shares, par value $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote per share. At September 30, 2022, there were 28,750,000 Class A ordinary shares issued and outstanding. The Company’s Class A ordinary shares are considered conditionally redeemable shares and are classified as temporary equity in accordance with guidance under ASC 480.

Class B Ordinary Shares — The Company is authorized to issue up to 30,000,000 Class B ordinary shares, par value $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote per share. At September 30, 2022, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement at December 31, 2021 to a Level 1 fair value measurement at March 31, 2022, the quarter in which the Public Warrants were separately listed and traded, and subsequently transferred to a Level 2 measurement during the quarter ended September 30, 2022 due to low trading volume.

The following tables present information about the Company’s assets and liabilities that are measured at fair value at September 30, 2022 and December 31, 2021, and indicate the level in the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

At September 30, 2022	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$295,009,088	$—	$—

Liabilities:
Public Warrants	$—	$1,437,500	$—
Private Placement Warrants	—	—	900,000
Total warrant liabilities	$—	$1,437,500	$900,000

At December 31, 2021	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$293,251,371	$—	$—

Liabilities:
Public Warrants	$—	$—	$8,481,250
Private Placement Warrants	—	—	5,400,000
Total warrant liabilities	$—	$—	$13,881,250

Investments Held in Trust Account

At September 30, 2022 and December 31, 2021, the entire balance in the Trust Account of $295.0 million and $293.3 million, respectively, was held in marketable securities. At September 30, 2022, the Company had $193,439 in income taxes payable that will be eligible for payment out of proceeds from the Trust Account.

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

The estimated fair value of the Public Warrants at September 30, 2022 was based upon Level 1 inputs as such warrants were actively traded on an exchange. The estimated fair value of the Public Warrants at December 31, 2021 and Private Placement Warrants at September 30, 2022 and December 31, 2021 was determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies’ common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements as of September 30, 2022:

Private Placement Warrants
Exercise price	$11.50
Share price	$10.00
Volatility	0.4%
Expected term (years)	3.6
Risk-free rate	4.19%
Dividend yield	—%

The following table provides quantitative information regarding Level 3 fair value measurements as of December 31, 2021:

	Public Warrants	Private Placement Warrants
Exercise price	$11.50	$11.50
Share price	$9.71	$9.71
Volatility	11.0%	11.0%
Expected term (years)	6.0	6.0
Risk-free rate	1.35%	1.35%
Dividend yield	—%	—%

The change in fair value of the warrant liabilities classified as Level 3 during the nine months ended September 30, 2022 is summarized as follows:

	Public Warrants	Private Placement Warrants

Warrant liabilities at December 31, 2021	$8,481,250	$5,400,000
Transfer out to Level 1(1)	(8,481,250)	—
Change in fair value of warrant liabilities	—	(4,500,000)
Warrant liabilities at September 30, 2022	$—	$900,000

(1)	Subsequently transferred from Level 1 to Level 2 during the quarter ended September 30, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through November 14, 2022, the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “company,” “our,” “us” or “we” refer to Emerging Markets Horizon Corp. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues through September 30, 2022. All activities for the period from January 1, 2022 through September 30, 2022 were organizational activities and those necessary to identify a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of a Business Combination. We generate non-operating income in the form of investment income on balances held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022 and 2021, we had net income of $1,058,410 and zero reported, respectively, an increase of $1,058,410. The period-over-period change consisted of a gain on warrant liabilities of $233,750 and income earned on investments held in the Trust Account of $1,324,804, partially offset by an increase in formation and operating costs of $306,705 and income taxes of $193,439.

For the nine months ended September 30, 2022 and the period from May 6, 2021 (inception) through September 30, 2021, we had net income of $11,553,254 and net loss of $3,471, respectively, an increase of $11,556,725. The period-over-period change consisted of a gain on warrant liabilities of $11,543,750 and income earned on investments held in the Trust Account of $1,757,717, partially offset by an increase in formation and operating costs of $1,551,303 and income taxes of $193,439.

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

For the nine months ended September 30, 2022 and the period from May 6, 2021 (inception) through September 30, 2021, net cash used in operating activities was $1,026,675 and $195,615, respectively, consisting primarily of payments made for formation, operating and deferred offering costs.

For the nine months ended September 30, 2022, net cash provided by financing activities was $561,996, consisting of proceeds received under a Working Capital Loan (defined below) with the Sponsor in the form of a promissory note. For the period from May 6, 2021 (inception) through September 30, 2021, net cash provided by financing activities was $275,000, consisting of proceeds received under a promissory note with the Prior Sponsor, which was subsequently repaid upon the closing of the Initial Public Offering.

As of September 30, 2022, we had investments held in the Trust Account of $295,009,088. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing investment income earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete a Business Combination. We may withdraw the investment income from the Trust Account to pay taxes, if any, or up to $100,000 of dissolution expenses in the event of liquidation. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and/or pursue our growth strategies.

As of September 30, 2022, we had cash of $38,508 held outside of the Trust Account and a working capital deficit, excluding income tax accruals, of $471,116. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and/or complete a Business Combination.

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

Going Concern Consideration

As of September 30, 2022, we had cash held outside of the Trust Account of $38,508 and a working capital deficit, excluding income tax accruals, of $471,116. We have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. We anticipate that the cash held outside of the Trust Account as of September 30, 2022, will not be sufficient to allow us to operate through the end of the Combination Period (as defined below). Additionally, in order to finance transaction costs in connection with a Business Combination, our sponsor, or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, provide us with working capital loans (“Working Capital Loans”). While we expect to have sufficient access to additional sources of capital under Working Capital Loans pursuant to a promissory note with the Sponsor, there is no current commitment on the part of any financing source to provide additional capital and no assurances can be provided that such additional capital will ultimately be available, if necessary.

In addition, we will have until March 13, 2023 (or June 13, 2023, as applicable), as such period may be extended pursuant to our amended and restated memorandum and articles of association, to complete a Business Combination (the “Combination Period”). Therefore, the end of the Combination Period will occur prior to one year after the issuance of these financial statements. Although we are continuing our pursuit of potential targets for an initial business combination, there is no assurance that our plans to consummate a Business Combination will be successful during the Combination Period. As outlined in our certificate of incorporation, if we do not complete, or have an agreement in principle or a definitive agreement for, a business combination by the end of the Combination Period, we will cease operations and redeem our public shares through a wind-up of the Company and liquidation.

Both of these conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that these condensed financial statements were issued. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or purchased any non-financial assets.

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

For issued or modified Warrants that meet all of the criteria for equity classification, the Warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified Warrants that do not meet all of the criteria for equity classification, the Warrants are required to be recorded as liabilities at their initial fair value on the date of issuance and adjusted to fair value at each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The Warrants are accounted for as liabilities and represent a significant accounting estimate. At September 30, 2022, the fair value of the public warrants was estimated based upon the exchange listed price, and the fair value of the private placement warrants was estimated using a Monte Carlo simulation approach.

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

Net Income (Loss) Per Ordinary Share

We have two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income (loss) per ordinary share for each class of ordinary shares is computed by dividing net income (loss) allocated to the class by the weighted average number of ordinary shares of the class outstanding during the period. The calculation of diluted income (loss) per share does not consider the effect of the Public Warrants issued in connection with the Initial Public Offering and the sale of the private placement warrants, because the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

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

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

EMERGING MARKETS HORIZON CORP.

Date: November 14, 2022	/s/ Jonathan Neill
Name: Jonathan Neill
Title: Interim Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2022	/s/ Christopher Edwards
Name: Christopher Edwards
Title: Interim Chief Financial Officer and Director
(Principal Financial Officer)